Form 10-K/A
period 1998-12-31
STRUCTURED ASSET SECURITIES CORP SERIES 1998-C1
filed 1999-06-11
CIK 1059002

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


By: /s/ Russell Goldenberg
Name:  Russell Goldenberg
Title: Senior Vice President
Dated: March 30, 1999



EXHIBIT INDEX


Exhibit No.     Description

99.1  Servicer's Annual Statement of Compliance
99.2   Servicer's Independent Accountants' Report on
Servicer's servicing activities


LB Commercial Mortgage Trust
Series 1998-Cl
Annual Statement as to Compliance
For the Period of March 11 through December 31,1998

Pursuant to Section 3.13 of the Pooling and Servicing Agreement governing the referenced transaction, I hereby attest that:

A review of the activities of,GMAC Commercial Mortgage Corporation as Master Servicer during the period, and of its performance undei this Pooling and Servicing Agreement, has been made under my supervision.

To the best of my knowledge, based on such review, GMAC Commercial Mortgage Corporation as Master Servicer, has fulfilled in all material respects its obligations under this Pooling and Servicing Agreement throughout the period.

iii.	GMAC Commercial Mortgage Corporation, as Master Servicer, has received no notice regarding qualifications, or challenging the status, of any of REMIC I, REMIC II, or REMIC III as a REMIC from the Internal Revenue Service or any other governmental agency or body.

BY:
Diane M. Norberg
Vice President
GMAC Commercial Mortgage Corporation

Date:



LB Commercial Mortgage Trust
Series 1998-Cl
Annual Statement as to Compliance
For Period of March I I through December 31, 1998

Pursuant to section 3.13 of the Pooling and Servicing Agreement, I attest that:

(i.)	A review of the activities of GMAC Commercial Mortgage as Special
Servicer during the period, and of its performance under this Agreement, has been made under my supervision.

(ii)	To the best of my knowledge, based on such review, GMAC Commercial
Mortgage as Special Servicer, has fulfilled in all material respects its obligations under this Agreement throughout the period. However, during the period of March 11 through December 31, 1998, GMAC Commercial Mortgage as Special Servicer did not service any Specially Serviced Mortgaged Loans.

(iii)GMAC Commercial Mortgage as Special Servicer has received no notice regarding qualifications, or challenging the status, of any of REMIC 1, REMIC II OR REMIC III as a REMIC from the Internal Revenue Service or any other governmental agency or body.

BY:	Aline Moulia
Vice President, GMAC Commercial Mortgage Corporation

Date:




PRICEWATERHOUSECOOPERS S

Report of Independent Accountants

February 24, 1999

To the Board, of Directors and Shareholder of GMAC Commercial Holding Corp.

PricewaterhouseCoopers LLP 1177 Avenue o(the Arneficas New York NY 10036 Telephone (212) 596 8" facsimile (212) 596 8910


We have examined the accompanying management assertion, dated
February 24, 1999, about GMAC Commercial Holding Corp.'s (the
"Company") compliance with its established minimum servicing standards C'Servicing Policy") as of and for the year ended
December 31, 1998. Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Servicing Policy as of and for the year ended December 31, 1998 is fairly stated, in all material respects.